Form 10-Q
period 2022-09-30
ConneXionONE Corp.
filed 2022-11-01
CIK 1182731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-26113

CONNEXIONONE CORP.

(Exact name of registrant as specified in its charter)

North Carolina	30-1252905
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39899 BALENTINE DRIVE

SUITE 200

NEWARK, CA 94560

(Address of Principal Executive Offices) (Zip Code)

+ 1-408-533-8155

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 30, 2022, there were 71,850,033,691 shares outstanding of the registrant’s Common Stock.

Item 1. Financial Statements.

CONNEXIONONE CORP. FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$92,195	$–
Other current receivables and prepayments	238,000	–
Total Current Assets	330,195	–
Total Assets	$330,195	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$18,250	$9,500
Due to related party	645,555	255,296
Total Current Liabilities	663,805	264,796
Other liabilities	1,002,639	1,002,639
Total Liabilities	1,666,444	1,267,435

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series A, $1 par value; 5,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	–	1,000,000
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 71,850,033,691 and 71,846,033,691 shares issued and outstanding, respectively	71,850,034	71,846,034
Additional paid-in capital	721,152	(274,848)
Accumulated income (loss)	(73,907,435)	(73,838,621)
Total Stockholders' Deficit	(1,336,249)	(1,267,435)
Total Liabilities and Stockholders' Deficit	$330,195	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	28,750	–	58,750	4,500
Other general & administrative expense	9,905	–	10,064	1,810
Total operating expenses	38,655	–	68,814	6,310
Loss from operations	(38,655)	–	(68,814)	(6,310)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(38,655)	–	(68,814)	(6,310)
Income tax expense	–	–	–	–
Net income (loss)	$(38,655)	$–	$(68,814)	$(6,310)

Net loss attributable to common stockholders	$(38,655)	$–	$(68,814)	$(6,310)

Earnings (Loss) per Share - Basic	$(0.000)	$0.000	$(0.000)	(0.000)
Weighted Average Shares Outstanding - Basic	71,847,033,691	71,846,033,691	71,846,370,687	$71,846,033,691

Earnings (Loss) per Share - Diluted	$(0.000)	$0.000	$(0.000)	(0.000)
Weighted Average Shares Outstanding - Diluted	71,847,033,691	71,846,033,691	71,846,370,687	$71,846,033,691

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2022 and 2021

Unaudited

	Preferred Stock Series A		Common Stock
	Shares	Par Value, $1	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Total Stockholders' Deficit
Balance, December 31, 2020	1,000,000	$1,000,000	71,846,033,691	$71,846,034	$(274,848)	$(73,832,262)	$(1,261,076)
Net loss	–	–	–	–	–	(495)	(495)
Balance, March 31, 2021	1,000,000	1,000,000	71,846,033,691	71,846,034	(274,848)	(73,832,757)	(1,261,571)
Net loss	–	–	–	–	–	(5,815)	(5,815)
Balance, June 30, 2021	1,000,000	1,000,000	71,846,033,691	71,846,034	(274,848)	(73,838,572)	(1,267,386)
Net income	–	–	–	–	–	–	–
Balance September 30, 2021	1,000,000	1,000,000	71,846,033,691	71,846,034	(274,848)	(73,838,572)	(1,267,386)

Balance, December 31, 2021	1,000,000	$1,000,000	71,846,033,691	$71,846,034	$(274,848)	$(73,838,621)	$(1,267,435)
Net loss	–	–	–	–	–	(10,120)	(10,120)
Balance March 31, 2022	1,000,000	1,000,000	71,846,033,691	71,846,034	(274,848)	(73,848,741)	(1,277,555)
Net loss	–	–	–	–	–	(20,039)	(20,039)
Balance June 30, 2022	1,000,000	1,000,000	71,846,033,691	71,850,034	721,152	(73,868,780)	(1,297,594)
Common shares issued for preferred stock converted	(1,000,000)	(1,000,000)	4,000,000	4,000	996,000	–	–
Net loss	–	–	–	–	–	(38,655)	(38,655)
Balance September 30, 2022	–	$–	71,850,033,691	$71,850,034	$721,152	$(73,907,435)	$(1,336,249)

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(68,814)	$(6,310)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	8,750	(160)
Net Cash Used in Operating Activities	(60,064)	(6,470)

Cash Flows from Investing Activities
Acquisition (Disposal) of intangible assets	(238,000)	–
Net Cash Used in Investing Activities	(238,000)	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	390,259	(143,975)
Net Cash Provided by (Used in) Financing Activities	390,259	(143,975)

Net Increase (Decrease) in Cash	92,195	(150,445)
Cash at Beginning of Period	–	150,445
Cash at End of Period	$92,195	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Common shares issued for preferred stock converted	$1,000,000	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2022 and 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

ConneXionONE Corp. (the “Company”) is a North Carolina corporation, was incorporated on November 12, 1997 under the laws of the State of Nevada as Caspian Development Group, Inc.

On April 1, 1999, the Company has changed the name to Zenith International, Inc. On November 28, 2001, the corporation’s name was changed to Cresset Precious Metals, Inc. The Company has changed the name to Alternative Fuel Technologies, Inc. on October 2, 2007.

On May 22, 2017, the Sixteenth District Court of Macomb County of Michigan granted the Plaintiff’s Application for Default Judgment as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed a custodian to take any Corporation actions on behalf of the Company that would further the interests of its shareholders. The Company was then redomiciled from Nevada to North Carolina.

On March 13, 2018, Ms. Harvey entered into a Stock Purchase Agreement with Mr. Haining Zhang, whereby Mr. Zhang purchased 750,000,000 shares of Restricted Common Stock.

On September 10, 2018, a change of control occurred and Changs International, LLC (controlled by Chris Chang) purchased the control block of stock in AFTC and was appointed sole officer and director of the Company.

The Company also entered into a Share Exchange Agreement to acquire all of the shares of ConneXionONE Corp (“XONE Cayman”), a company incorporated in the Cayman Islands. The agreement called for the exchange of all of the shares of XONE Cayman for the equivalent of 95% of the shares of the Company. On October 24, 2018, the Company filed to amend its Articles of Incorporation and change its name to ConneXionONE Corp. The Company resolute to cancel the share exchange agreement in December 2019 and completed the cancellation in 2021.

The Company did not have control or ownership of XONE Cayman and no shares of the Company and XONE Cayman were exchanged. The share exchange agreement did not have an impact on the Company and its ownership and there is no impact to the Company's financial statements and footnotes.

The Company is a development-stage company that plans to be involved in social media and internet advertising and marketing services with a decentralized social media platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company has not generate any revenues.

Income Tax Provisions

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the three and nine months ended September 30, 2022 and 2021.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2022 of $73,907,435 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has not commenced operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OTHER CURRENT RECEIVABLES AND PREPAYMENTS

Other current receivables and prepayments comprised of payments made for mobile app development. The amounts were $238,000 and $nil as of September 30, 2022 and December 31, 2021.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	September 30, 2022	December 31, 2021
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	$336,904	$336,904
Total	1,002,639	1,002,639

The liabilities of $1,002,639 as of September 30, 2022 and December 31, 2021, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

The Company had certain cash, other receivable, property, intangible assets, and inventory of $1,066,823, and outstanding wages payable, accrued liabilities, notes payable of $665,735 as of December 31, 2018 that was carryover from the abandoned business operation. Such assets were written-off and outstanding liabilities were assumed by the custodian which are recorded as other payable in the amount of $665,735.

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $645,555 and $255,296 as of September 30, 2022 and December 31, 2021.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of September 30, 2022, the Company has 0 shares of preferred stock issued and outstanding.

The Company had 1,000,000 shares of preferred stock Series A issued and outstanding that were carryover from the abandoned business entity. Each share of preferred stock is convertible into four (4) shares of common stock with no preemptive or dividends rights. The 1,000,000 shares of preferred stock represent Seventy percent (80%) voting control of the Company.

On May 22, 2017, the Company’s appointed custodian and its board resolved to remove the 80% super voting rights from the 1,000,000 shares of preferred stock held by Ms. Kathleen A. McCandless, and to convert these shares into 4,000,000 shares of common stock. These shares were converted into 4,000,000 shares of common stock on September 9, 2022.

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share.

As of September 30, 2022, the Company has 71,850,033,691 shares of common stock issued and outstanding.

On July 29, 2022, the Company’s board and shareholders have approved a one-for-one thousand (1:1,000) reverse stock split of the Company’s class of common stock with all other aspects to remain unchanged. The reverse stock split is pending approval from Financial Industry Regulatory Authority (FINRA).

On September 9, 2022, 4,000,000 shares of common stock were issued for the conversion of 1,000,000 shares of preferred stock.

NOTE 8 – TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering federal corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

Corporate income tax rate in North Carolina state is 2.5% of the annual taxable income, while the Franchise Tax is $200 on first 1,000,000 of the Company net worth, and 0.0015% for net worth exceeding $1,000,000.

The Company has accumulated approximately $73,907,435 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) for the three and nine months ended September 30, 2022 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. is a development stage company. Our business plan includes acquisitions of operating companies. The focus of the Company’s future business involves developing and operating a decentralized social media platform. Our business plan incorporates decentralized concept of social media platforms which do not have a centralized governing body and may, at some point, provide viable alternatives to established platforms like Twitter, Instagram, Facebook and TikTok.

Social media mining is the process of representing, analyzing, and extracting meaningful and directed patterns from data in social media, resulting from social interactions. It is an interdisciplinary field encompassing techniques from computer science, data mining, machine learning, social network analysis, network science, sociology, ethnography, statistics, optimization, and mathematics. Social media mining represents the virtual world of social media in a computable way, measures it, and designs models that can help us understand its interactions. In addition, social media mining provides necessary tools to mine this world for interesting patterns, analyze information diffusion, study influence and provide effective recommendations, and analyze social behavior in social media.

We feel that our business plan addresses the need for additional development in the decentralized social media industry.

Decentralized social media (“DCSM”) platform is a sharing/consortium platform that will benefit Users, Content Providers, Advertisers, and Communication service providers.

DCSM Platform comprises of 3 major components, Content Aggregator, Mobile Advertising Mediation, Communication Proxy:

Content Aggregator

•	analyzes the contents type and formats (text/picture and video)
•	sorts and distributes appropriate contents to users’ app based on user preferences
•	categorizes, matches, and tags contents with the suitable/appropriate advertisements

Mobile Advertising Mediation

•	accepts mobile ads from businesses, product/service providers, ad agencies, etc.
•	categorizes, matches, and associates the received ads with the most relevant and appropriate contents
•	Distributes ads with associated contents to users’ mobile app

Communication Proxy

•	interconnects with communication service providers, including VoIP service providers, Instant Messaging app service providers, Live Video Broadcast app service providers,
•	allowing interconnected service providers to make on-net communications with DCSM app users

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position as compared to other DCSM platforms of similar size and experience within the social media within the industry as a whole
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance, and other required items
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources
•	The extent to which the business opportunity can be advanced in the marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement our business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

As of this filing, we have not raised any capital and our business is under development stage, and the Company is focused on raising capital for its business plans. We have engaged developers and started the development of our first mobile app for the decentralized social media platform of the Company.

On July 29, 2022, the Company’s board and shareholders have approved the following actions by amending the Company’s Amended Articles of Incorporation to effect:

1)	a corporate name changed from Alternative Fuel Technologies, Inc. to ConneXionONE Corp.; and
2)	a one-for-one thousand (1:1,000) reverse stock split of the Company’s class of common stock with all other aspects to remain unchanged

The corporate actions are pending approval from Financial Industry Regulatory Authority (FINRA).

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made a total payment of $238,000 to the developer as of September 30, 2022. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended September 30, 2022 and 2021

Revenue

For the three months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $38,655 compared to $0 for the three months ended September 30, 2021. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the three months ended September 30, 2022, professional fees were $28,750, an increase of $28,750, as compared to $0 for the three months ended of September 30, 2021. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2022, the Company had a net loss of $38,655 compared to the three months ended September 30, 2021 of a net loss of $0. The net loss resulted from increase of operating expenses

Nine months Ended September 30, 2022 and 2021

Revenue

For the nine months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $68,814 compared to $6,310 for the nine months ended September 30, 2021, an increase of $62,504 or 90.8%. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period.

For the nine months ended September 30, 2022, professional fees were $58,750, an increase of $54,250 or 92.3%, as compared to $4,500 for the nine months ended of September 30, 2021. The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the nine months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2022, the Company had a net loss of $68,814 compared to the nine months ended September 30, 2021 of a net loss of $6,310. The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalence of $92,195 and a working capital deficit of $333,610.

Operating Activities

Net cash used in operating activities was $60,064 for the nine months ended September 30, 2022 as compared to $6,470 for the same period in 2021.

For nine months ended September 30, 2022 net operating loss was $68,814 as compared to $0 for the nine months ended September 30, 2021. Accounts payable and accrued expenses increased by $8,750 as compared to a decrease of $160 for the nine months ended September 30, 2021. The increase in accrued expenses is related to other professional fees incurred.

Investing Activities

Net cash used in investing activities was $238,000 for the nine months ended September 30, 2022 as compared to $0 for the same period in 2021.

The Company made payments for the development of its social media platform mobile app for the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was $390,259 for the nine months ended September 30, 2022 as compared to net cash used in financing activities of $143,975 for the same period in 2021.

During the nine months ended September 30, 2022, the Company received advances of $390,259 from a related party for working capital purposes to start up its business plans.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2022	CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Executive Officer and Chief Financial Officer

