Form 10-K
period 2022-12-31
ConneXionONE Corp.
filed 2023-03-27
CIK 1182731

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-147187

ConneXionONE Corp.
(Exact name of registrant as specified in its charter)

North Carolina	30-1252905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39899 BALENTINE DRIVE

SUITE 200

NEWARK, CA 94560
(Address of principal executive offices) (Zip Code)

+ 1-408-533-8155

(Registrant’s telephone number, including area code)

Alternative Fuel Technologies, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	AFTC	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $46,370,350 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant's common stock outstanding on March 20, 2023 was 71,850,033,691.

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “ConneXionONE Corp.”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Business Overview

(a) Business Development

ConneXionONE Corp. (the “Company”) was organized under the laws of the State of Nevada on November 12, 1997, under Caspian Development Group, Inc. The Company changed its name to Zenith International, Inc. in 1999, then to Cresset Precious Metals Inc in 2001, and to its current name, Alternative Fuel Technologies, Inc. on October 2, 2007. In 2018, the Company changed its domicile to the State of North Carolina and on October 24, 2018 changed its current name to ConneXionONE Corp.

The Company was a development stage company in the business of fuel injection systems and DME fuel injection systems, for internal combustion engines. The Company filed Form 10-SB in 2002. The Company was severely delinquent in filing annual reports for the Company’s charter. In addition, the company was subject to Exchange Act reporting requirements including filing 10Q’s and 10Ks. The Company was out of compliance with Exchange Act reporting and filed a Form 15-12G to terminate their registration on September 7, 2007.

Business operations for Alternative Fuel Technologies, Inc. was abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2017.

On May 27, 2017, the Sixteenth District Court of Macomb County of Michigan granted the Application for Appointment of Receiver as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Tara Harvey (“Ms. Harvey”, the “Receiver”) receiver with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

Upon appointment as the Receivership of AFTC and under its duties stipulated by the Michigan court, Ms. Harvey took initiative to organize the business of the issuer. As Receiver, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. Ms. Harvey also had authority to enter into contracts and find a suitable merger candidate. Ms. Harvey was compensated for her role as custodian in the amount of 750,000,000 shares of Restricted Common Stock. Ms. Harvey did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on November 18, 2017.

On March 13, 2018, Ms. Harvey entered into a Stock Purchase Agreement with Haining Zhang, whereby Haining Zhang purchased 750,000,000 shares of Restricted Common Stock. These shares represent the controlling block of stock. Ms. Harvey resigned her position of sole officer and director and appointed Mr. Zhang as CEO and Director of the Company.

On September 10, 2018, a change of control occurred and Changs International, LLC (controlled by Chris Chang) purchased the control block of stock. The Company also entered into a Share Exchange Agreement to acquire all of the shares of ConneXionONE Corp (“XONE Cayman”), a company incorporated in the Cayman Islands. The agreement called for the exchange of all of the shares of XONE Cayman for the equivalent of 95% of the shares of the Company. On October 24, 2018, the Company filed to amend its Articles of Incorporation and change its name to ConneXionONE Corp. Mr. Zhang resigned all of his positions as officer and director of the Company and Mr. Chris Chang was appointed sole Officer and Director.

The cancellation of the share exchange agreement was completed in 2021 and the Company moved forward with its current business plan. AFTC changed its name to ConneXionONE Corp in 2018 in the state of North Carolina. The Company did not have control or ownership of XONE Cayman and no shares of AFTC were exchanged. The North Carolina corporation has no affiliation with the Cayman Islands corporation. The cancellation of the share exchange agreement did not have an impact on the Company and its ownership and there is no impact to the Company's financial statements and footnotes.

The Company ceased being a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 defines a shell company as a company that has

(A)	no or nominal operations; and,
(B)	either,
(1)	no or nominal assets;
(2)	assets consisting solely of cash and cash equivalents; or,
(3)	assets consisting of any amount of cash and cash equivalents and nominal other assets.

The determination was made based on the following:

1)	The Company has begun business operations in the 2nd quarter of 2022 pursuant to its business plan. As such, the Company does not have nominal operations.
2)	On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a service provider to develop and maintain its social media platform application. The Company has made a total payment of $238,000 to the service provider for the development of the platform as of September 30, 2022. Under the terms of the Agreement, the Company shall own all copyrights and intellectual property rights thereto. The initial version of the application was completed on October 27, 2022 and is available for download by the public. As such, the Company does not have assets consisting of any amount or solely of cash and cash equivalents and nominal other assets.

Accordingly, pursuant to the status above, the Company is a development stage company that has engaged in activities that are, at a minimum, sufficient to manifest a strong commitment in pursuing a legitimate business as set forth in the Company’s business plan. Based on the business conducted by the Company since June 2022, the Company believes it ceased being a shell company and has remained a non-shell company since then based on the most recent quarterly filings.

(b) Business of Issuer

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

As of this filing, we have not raised any capital and our business is under development stage, and the Company is focused on raising capital for its business plans. We have not realized any revenues. However, We have engaged developers and started the development of our first mobile app for the decentralized social media platform of the Company.

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

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made payments of $380,000 for the development. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on OTC markets. It is currently quoted on OTC Markets under the symbol AFTC and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares.

The Company is under the OTC Markets “Pink Current Information” designation. This designation is given when a company has current information, either to the SEC, the Company’s home country regulator, or directly to OTC Markets Group. The Company’s stock is not eligible for proprietary broker-dealer quotations. All quotes in the Company’s stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Stockholders

As of December 31, 2022, there are approximately 182 holders  of an aggregate of 71,850,033,691shares   of our Common Stock issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2022.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

ConneXionONE Corp. (the “Company”) began active business operation pursuant to its business plan which is to develop and operate a decentralized social media platform that does not have a centralized governing body and may, at some point, provide viable alternatives to established platforms like Twitter, Instagram, Facebook and TikTok.

Recent Developments

The Company ceased being a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 defines a shell company as a company that has

(A)	no or nominal operations; and,
(B)	either,
a.	no or nominal assets;
b.	assets consisting solely of cash and cash equivalents; or,
c.	assets consisting of any amount of cash and cash equivalents and nominal other assets.

The determination was made based on the following:

1)	The Company has begun business operations in the 2nd quarter of 2022 pursuant to its business plan. As such, the Company does not have nominal operations.
2)	On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a service provider to develop and maintain its social media platform application. The Company has made a total payment of $238,000 to the service provider for the development of the platform as of September 30, 2022. Under the terms of the Agreement, the Company shall own all copyrights and intellectual property rights thereto. The initial version of the application was completed on October 27, 2022 and is available for download by the public. As such, the Company does not have assets consisting of any amount or solely of cash and cash equivalents and nominal other assets.

Accordingly, pursuant to the status above, the Company is a development stage company that has engaged in activities that are, at a minimum, sufficient to manifest a strong commitment in pursuing a legitimate business as set forth in the Company’s business plan. Based on the business conducted by the Company since June 2022, the Company believes it ceased being a shell company and has remained a non-shell company since then based on the most recent quarterly filings.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations during either December 31, 2022 or 2021.

General and Administrative Expense

General and Administrative Expenses were $92,490 for the year ended, December 31, 2022 compared to $6,359 for the year ended December 31, 2021, an increase of $72,841. The increase is due to expenses incurred for the development of the business and professional fees of being a reporting company.

Net Loss

We had a net loss of $92,490 for the year ended December 31, 2022 compared to $6,539 for the year ended December 31, 2021.

Capital Resources and Liquidity - At December 31, 2022 and 2021

Cash Used in Operating Activities

For the years ended December 31, 2022 and 2021, the Company had cash used in operating activities in the amount of $13,740 and $6,519, respectively, which were primarily due to net loss for the year, and accounts payable and accrued liabilities.

Cash Provided by Investing Activities

For the years ended December 31, 2022 and 2021, the Company had cash used in investing activities in the amount of $380,000 and $0, respectively, for the development of its platform application.

Cash Provided by Financing Activities

For the years ended December 31, 2022 and 2021, the Company had cash provided by financing activities in the amount of $398,771 and cash used in financing activities of $143,926, respectively, which consisted of working capital advances from and repayment to our CEO.

As of December 31, 2022, and 2021, we had cash and cash equivalents of $5,032 and $nil, respectively.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2022.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Chris Chang	59	CEO, President, Director, CFO

Chris Chang, Chief Executive Officer, President, Director

Employment History:

CEO and Director of Alternative Fuel Technologies, Inc. - 2018 to Present
Founder and CEO of ConneXionONE - 2018 to Present

Mr. Chang is the founder, director and CEO of ConneXionONE Corp. He founded the company in 2018 and continues to be the sole officer and director. Mr. Chang has been an entrepreneur in Taiwan and US with over 25 years of experiences in the telecommunications industry covering 5 continents. He is engaged in telecommunications product development, business alliance development, global sales and marketing, and strategic planning involving VOIP services. Mr. Chang is the owner of Connection Portal, Inc. (USA), a global VoIP service provider and ConneXionONE Communications Inc. (USA), a hosted PBX service provider.

Mr. Chang’s knowledge in the telecommunications industry and his experience with startup companies make him a great fit for the position of officer and director of Alternative Fuel Technologies, Inc. He has extensive knowledge of smaller companies that require regulatory compliance. Mr. Chang has experience and good working knowledge in the areas of internal company controls and daily management of companies.

Director Independence

Our board of directors is currently composed of one member who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Company has made no provisions for paying cash or non-cash compensation to its officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chris Chang,	2022	–	–	–	–	–	–
Chief Executive Officer, President, Chief Financial Officer	2021	–	–	–	–	–	–

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2022 or 2021. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the year ended December 31, 2022 and 2021.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. ConneXionONE Corp. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Chang	–	–	–	–	–	–	–

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Changs International LLC (1) Chris Chang is control person 32679 Kenita Way Union City, CA 94587	25,479,683,844 Chris Chang, Officer and Director	35.46%
Han-Yun Hsu No. 17, Aly 9, Ln. 79 Lida St Zhunan township, Miaoli County 350 Taiwan	6,583,207,118 Beneficial owner of more than 5%	9.16%
Cho-Chun Miao (2) 14F, No 1, Ln. 126, Sec. 1 Xuefu Rd., Tucheng Dist. New Taipei City 236 Taiwan	3,763,867,431 Beneficial owner of more than 5%	5.24%
Nien-Ting Tsai 2F, No 6. Ln. 140, Sec 7, Zohgshan N Rd, Shilin Dist Taipei Taiwan	4,500,000,000 Beneficial owner of more than 5%	6.26%
	25,479,683,844	35.46%

(1)	All officers and directors as a group
(2)	Cho-Chun Miao is the spouse of Mr. Chris Chang
(3)	Based on 71,850,033,691 shares outstanding

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i)	State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and
(ii)	As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Ms. Harvey is considered a promoter(s) under the meaning of Securities Act Rule 405. Ms. Harvey was appointed custodian of the Company and under its duties stipulated by the Nevada court. Ms. Harvey took initiative to organize the business of the issuer. As receiver, her duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the North Carolina Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Ms. Harvey was compensated for her role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The receivership was discharged on November 18, 2017.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

As disclosed in Item 4, there are persons, Changs International LLC (controlled by Chris Chang), and Cho-Chun Miao (Chris Chang’s wife) are considered control persons and acquired control of the Company. As discussed in Item 1, Changs International, LLC purchased the majority of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Mr. Zhang for $250,000.

Chris Chang is our CEO and President, and sole member and control person for Changs International LLC. He is not deemed to be independent under Regulation S-K (§229.407(a).

Cho-Chun Miao is the wife of our CEO, Chris Chang, but has no direct relationship with Changs International LLC, other than her relationship to its owner.

Han-Yun Hsu and Nien-Ting Tsai are shareholders owning more than 5% of the outstanding shares of our common stock.

Han-yun Hsu, Nien-Ting Tsai, have no relationship with Changs International LLC and have no relationship with AFTC, other than being beneficial shareholders.

We have not established any committees of the Board of Directors.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Transactions with Related Persons

Mr. Chris Chang, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $654,068 and $255,296  as of December 31, 2022 and 2021, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	2022	2021

Audit fees	$33,000	$16,200
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$33,000	$16,200

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:
•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ConneXionONE Corp.
(Registrant)

Date: March 27, 2023	By:	/s/ Chris Chang
Chris Chang
Chief Executive Officer

Date: March 27, 2023	By:	/s/ Chris Chang
Chris Chang
Chief Financial Officer

Report of Independent Registered Public Accounting  Firm

To the shareholders and the board of directors of ConneXionOne Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ConneXionOne Corp. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

PCAOB ID 5041

We have served as the Company's auditor since 2022

Lakewood, CO

March 24, 2023

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$5,032	$–
Other current receivables and prepayments	380,000	–
Total Current Assets	385,032	–
Total Assets	$385,032	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$88,250	$9,500
Due to related party	654,068	255,296
Total Current Liabilities	742,318	264,796
Other liabilities	1,002,639	1,002,639
Total Liabilities	1,744,957	1,267,435

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series A, $1 par value; 5,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding, respectively	–	1,000,000
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 71,850,033,691 shares issued and outstanding, respectively	71,850,034	71,846,034
Additional paid-in capital	721,152	(274,848)
Accumulated loss	(73,931,111)	(73,838,621)
Total Stockholders' Deficit	(1,359,925)	(1,267,435)
Total Liabilities and Stockholders' Deficit	$385,032	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Revenues	$–	$–

Operating expenses
Professional fees	77,390	4,549
Other general & administrative expense	15,100	1,810
Total operating expenses	92,490	6,359
Loss from operations	(92,490)	(6,359)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(92,490)	(6,359)
Income tax expense	–	–
Net income (loss)	$(92,490)	$(6,359)

Earnings (Loss) per Share - Basic and Diluted	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	71,847,283,006	71,846,033,691

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2022 and 2021

	Preferred Stock Series A		Common Stock
	Shares	Par Value, $1	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Total Stockholders' Deficit
Balance, December 31, 2020	1,000,000	$1,000,000	71,846,033,691	$71,846,034	$(274,848)	$(73,832,262)	$(1,261,076)
Net loss	–	–	–	–	–	(6,359)	(6,359)
Balance December 31, 2021	1,000,000	$1,000,000	71,846,033,691	$71,846,034	$(274,848)	$(73,838,621)	$(1,267,435)

Balance, December 31, 2021	1,000,000	$1,000,000	71,846,033,691	$71,846,034	$(274,848)	$(73,838,621)	$(1,267,435)
Common shares issued for preferred stock converted	(1,000,000)	(1,000,000)	4,000,000	4,000	996,000	–	–
Net loss	–	–	–	–	–	(92,490)	(92,490)
Balance December 31, 2022	–	$–	71,850,033,691	$71,850,034	$721,152	$(73,931,111)	$(1,359,925)

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(92,490)	$(6,359)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	78,750	(160)
Net Cash Used in Operating Activities	(13,740)	(6,519)

Cash Flows from Investing Activities
Acquisition (Disposal) of intangible assets	(380,000)	–
Net Cash Provided by Investing Activities	(380,000)	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	398,772	(143,926)
Net Cash Provided by Financing Activities	398,772	(143,926)

Net Increase (Decrease) in Cash	5,032	(150,445)
Cash at Beginning of Period	–	150,445
Cash at End of Period	$5,032	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the years ended December 31, 2022 and 2021.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2022 of $73,931,111 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT RECEIVABLES AND PREPAYMENTS

Other current receivables and prepayments comprised of payments made for mobile app development. The amounts were $380,000 and $nil as of December 31, 2022 and 2021.

NOTE 5 – OTHER LIABILITIES

Other payable comprised of the following:

	December 31, 2022	December 31, 2021
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total other liabilities	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of December 31, 2022 and 2021, respectively was due on demand, unsecured, non-interest bearing, and was carried forward from the prior abandoned operations of the Company’s prior management or owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $654,068 and $255,296 as of December 31, 2022 and 2021.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of December 31, 2022 and 2021, the Company has 0 and 1,000,000 shares of preferred stock issued and outstanding, respectively.

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

As of December 31, 2022 and December 31, 2021, the Company has 71,850,033,691 shares of common stock issued and outstanding, respectively.

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

The Company has accumulated approximately $73,931,034 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments.

