Form 10-Q
period 2023-03-31
ConneXionONE Corp.
filed 2023-05-12
CIK 1182731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-50075

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

As of May 9, 2023, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

Item 1. Financial Statements.

CONNEXIONONE CORP. FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$1,705	$5,032
Other current receivables and prepayments	512,000	380,000
Total Current Assets	513,705	385,032
Total Assets	$513,705	$385,032

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$88,250	$88,250
Due to related party	817,068	654,068
Total Current Liabilities	905,318	742,318
Other liabilities	1,002,639	1,002,639
Total Liabilities	1,907,957	1,744,957

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 71,850,644 and 71,850,644 shares issued and outstanding, respectively	71,851	71,851
Additional paid-in capital	72,499,335	72,499,335
Accumulated loss	(73,965,438)	(73,931,111)
Total Stockholders' Deficit	(1,394,252)	(1,359,925)
Total Liabilities and Stockholders' Deficit	$513,705	$385,032

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	16,200	30,000
Other general & administrative expense	18,127	120
Total operating expenses	34,327	30,120
Loss from operations	(34,327)	(30,120)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(34,327)	(30,120)
Income tax expense	–	–
Net loss	$(34,327)	$(30,120)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	71,850,644	71,846,644

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2023 and 2022

Unaudited

	Preferred Stock
	Series A		Common Stock		Additional		Total
		Par Value,		Par Value,	paid-in	Accumulated	Stockholders’
	Shares	$1	Shares	$0.001	capital	loss	Deficit
Balance, December 31, 2021, Unadjusted	–	$–	71,846,033,691	$71,846,034	$(278,848)	$(73,838,621)	$(1,267,435)
Retrospective adjustment due to stock split	–	–	(71,774,187,047)	(71,774,187)	71,774,187	–	–
Balance, December 31, 2021	1,000,000	1,000,000	71,846,644	71,847	71,499,339	(73,838,621)	(1,267,435)
Net loss	–	–	–	–	–	(30,120)	(30,120)
Balance, March 31, 2022	1,000,000	$1,000,000	71,846,644	$71,847	$71,499,339	$(73,868,741)	$(1,297,555)

Balance, December 31, 2022	1,000,000	$–	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)
Net loss	–	–	–	–	–	(34,327)	(34,327)
Balance, March 31, 2023	1,000,000	$–	71,850,644	$71,851	$72,499,335	$(73,965,438)	$(1,394,252)

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(34,327)	$(30,120)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	–	30,000
Net Cash Used in Operating Activities	(34,327)	(120)

Cash Flows from Investing Activities
Acquisition (Disposal) of intangible assets	(132,000)	–
Net Cash (Used in) Provided by Investing Activities	(132,000)	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	163,000	120
Net Cash Provided by Financing Activities	163,000	120

Net Increase (Decrease) in Cash	(3,327)	–
Cash at Beginning of Period	5,032	–
Cash at End of Period	$1,705	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

ConneXionONE Corp. (the “Company”) is a North Carolina corporation, was incorporated on November 12, 1997 under the laws of the State of Nevada as Caspian Development Group, Inc.

On April 1, 1999, the Company has changed the name to Zenith International, Inc. On November 28, 2001, the corporation’s name was changed to Cresset Precious Metals, Inc. The Company has changed the name to Alternative Fuel Technologies, Inc on October 2, 2007.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the three months ended March 31, 2023 and 2022.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2023 of $73,965,438 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT RECEIVABLES AND PREPAYMENTS

Other current receivables and prepayments comprised of payments made for mobile app development. The amounts were $512,000 and $380,000 as of March 31, 2023 and December 31, 2022.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	March 31, 2023	December 31, 2022
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of March 31, 2023 and December 31, 2022, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $817,068 and $654,068 as of March 31, 2023 and December 31, 2022.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of March 31, 2023, the Company has 0 shares of preferred stock issued and outstanding.

The Company had 1,000,000 shares of preferred stock Series A issued and outstanding that were carryover from the abandoned business entity. Each share of preferred stock is convertible into four (4) shares of common stock with no preemptive or dividends rights. The 1,000,000 shares of preferred stock represent Seventy percent (80%) voting control of the Company.

On May 22, 2017, the Company’s appointed custodian and its board resolved to remove the 80% super voting rights from the 1,000,000 shares of preferred stock held by Ms. Kathleen A. McCandless, and to convert these shares into 4,000 shares of common stock. These shares were converted into 4,000 shares of common stock on September 9, 2022.

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share. As of March 31, 2023, the Company has 71,850,644 shares of common stock issued and outstanding.

On April 17, 2023, the reverse stock split of a one-for-one thousand (1:1,000) was approved by Financial Industry Regulatory Authority (FINRA) and became effective without any change in the par value per share. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. The Common stock quantity and amount has been retrospectively presented and recorded to additional paid-in capital.

On September 9, 2022, 4,000 shares of common stock were issued for the conversion of 1,000,000 shares of preferred stock.

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

The Company has accumulated approximately $73,965,438 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

On July 29, 2022, the Company’s board and shareholders have approved the following actions by amending the Company’s Amended Articles of Incorporation with the Secretary State of North Carolina to effect: (1) a corporate name changed from Alternative Fuel Technologies, Inc. to ConneXionONE Corp. (the “Name Change”); and (2) a one-for-one thousand (1:1,000) reverse stock split of the Company’s common stock, par value $0.001, with all other aspects to remain unchanged (the “Reverse Stock Split”). Both the Reverse Stock Split and the Name Change were effective on April 17, 2023.

As a result of the Reverse Stock Split, every 1,000 shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from approximately 71,850,033,691 shares to approximately 71,850,644 shares, subject to further adjustment for the rounding up of fractional shares.

Following the Name Change, any stock certificates that reflect the former name of the Company will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

The Common Stock began trading on a reverse stock split-adjusted basis on the OTC Market on April 17, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “CNNN.” The new symbol will be changed to “AFTCD” at first; and after 20 business days, the symbol will change to “CNNN”. The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 208211102.

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) for the three months ended March 31, 2023 and 2022, and the notes thereto.

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

Overview

ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. is a development stage company. Our business plan includes acquisitions of operating companies. The focus of the Company’s future business involves developing and operating a decentralized social media platform. Our business plan incorporates decentralized concept of social media platforms which may, at some point, provide viable alternatives to established platforms like Twitter, Instagram, Facebook and TikTok.

Our user-driven algorithm tool is designed to empower users to regain control of their social media experience. By customizing their own feeds based on their preferences and interests, users can avoid irrelevant or unwanted content and focus on what matters to them. This feature also enables users to interact with each other in a way that enhances their overall experience on the platform, creating a more personalized and engaging social network.

Our social media platform also incorporates AI-powered content creation assistance feature by analyzing the user's input and providing suggestions to improve the quality and relevance of the content. When a user is creating a post, the AI algorithm will analyze the text and make suggestions for better word choices, grammar corrections, and even provide topic suggestions to improve engagement. The user can then choose to accept or reject these suggestions, making it a customizable and personalized experience. This feature aims to help users create better content more efficiently and effectively, ultimately enhancing their experience on the platform.

Our social media platform values user participation, as we believe that users are the core reason why social media platforms exist; we have implemented a unique reward system that allows users to earn rewards by engaging and interacting with the content on our platform. Whether it's liking a post, leaving a comment, or sharing a video, every action taken by the user is rewarded that can be exchanged for various perks and benefits. This incentivizes users to be more active on the platform and create a vibrant and engaging community. By putting the power back into the hands of the users, we hope to create a more user-friendly and democratic social media experience that is enjoyable for everyone involved.

Moreover, our creator's marketplace feature allows users to monetize their own unique content by licensing it to local businesses or brands for advertising and marketing purposes. This provides an opportunity for content creators to earn income from their work and also ensures that advertisers have access to high-quality, relevant content.

We feel that our business plan addresses the need for additional development in the decentralized social media industry.

User-driven algorithm is a tool for users to gain control of the social networking platform. Our decentralized social media (“DSM”) platform is a sharing/consortium platform that will benefit Users, Creators, Advertisers, and Content Providers.

DSM Platform comprises of 4 major components, Content Aggregator, Mobile Advertising Mediation, User-driven algorithm, and creator’s marketplace:

Content Aggregator: analyzes the content type and formats (text/picture and video) · sorts and distributes appropriate content to users’ app based on user preferences · categorizes, matches, and tags content with suitable/appropriate advertisements.

Mobile Advertising Mediation: accepts mobile ads from businesses, product/service providers, ad agencies, etc. · categorizes, matches, and associates the received ads with the most relevant and appropriate contents · Distributes ads with associated content to users’ mobile app.

User-driven algorithm: provides users with the ability to customize their own feeds based on their preferences and interests, allows users to interact with each other in a way that enhances their overall experience on the platform.

Creator's marketplace: allows users to license their own unique content to local businesses or brands for advertising and marketing purposes.

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position as compared to other DSM platforms of similar size and experience within the social media within the industry as a whole
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance, and other required items
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources
•	The extent to which the business opportunity can be advanced in the marketplace; and
•	Other relevant factors

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

On July 29, 2022, the Company’s board and shareholders have approved the following actions by amending the Company’s Amended Articles of Incorporation to effect: (1) a corporate name changed from Alternative Fuel Technologies, Inc. to ConneXionONE Corp.; and (2) a one-for-one thousand (1:1,000) reverse stock split of the Company’s class of common stock with all other aspects to remain unchanged. Both the Reverse Stock Split and the Name Change were effective on April 17, 2023.

As a result of the Reverse Stock Split, every 1,000 shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from approximately 71,850,033,691 shares to approximately 71,850,644 shares, subject to further adjustment for the rounding up of fractional shares.

Following the Name Change, any stock certificates that reflect the former name of the Company will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

The Common Stock began trading on a reverse stock split-adjusted basis on the OTC Market on April 17, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “CNNN.” The new symbol will be changed to “AFTCD” at first; and after 20 business days, the symbol will change to “CNNN”. The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 208211102.

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made a total payment of $512,000 to the developer as of March 31, 2023. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $34,327 compared to $30,120 for the three months ended March 31, 2022. Operating expenses increased in 2023 due to other professional fee and other general and administrative fees incurred for this period. The Company has incurred expenses for the Company's operations in accordance with its business plan.

For the three months ended March 31, 2023, professional fees were $16,200, a decrease of $13,800, as compared to $30,000 for the three months ended of March 31, 2022. The Company incurred additional accounting and audit fees, and SEC filing fees for registration statement in 2022. Other general and administrative expenses were $18,127 for the three months ended March 31, 2023 as compared to $120 for the same period in 2022, which incurred from software and technology-related services for its business operations..

Other Income and Expenses

For the three months ended March 31, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2023, the Company had a net loss of $34,327 compared to the three months ended March 31, 2022 of a net loss of $30,120. The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalence of $1,705 and a working capital deficit of $391,613.

Operating Activities

Net cash used in operating activities was $34,327 for the three months ended March 31, 2023 as compared to $120 for the same period in 2022.

For three months ended March 31, 2023 net operating loss was $34,327 as compared to $30,120 for the three months ended March 31, 2022. Accounts payable and accrued expenses increased by $0 as compared to an increase of $30,000 for the three months ended March 31, 2022. The increase in accrued expenses is related to other professional fees incurred in 2022.

Investing Activities

Net cash used in investing activities was $132,000 for the three months ended March 31, 2023 as compared to $0 for the same period in 2022.

The Company made payments for the development of its social media platform mobile app for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $163,000 for the three months ended March 31, 2023 as compared to net cash used in financing activities of $120 for the same period in 2022.

During the three months ended March 31, 2023, the Company received advances of $163,000 from a related party for working capital purposes to start up its business plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company did not sell any unregistered securities.

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

Date: May 11, 2023	CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Executive Officer and Chief Financial Officer

