Form 10-Q
period 2023-06-30
ConneXionONE Corp.
filed 2023-07-31
CIK 1182731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July xx 2023, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

Item 1. Financial Statements.

CONNEXIONONE CORP. FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$28,548	$5,032
Other current receivables and prepayments	442,000	380,000
Total Current Assets	470,548	385,032
Total Assets	$470,548	$385,032

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$48,250	$88,250
Due to related party	830,567	654,068
Total Current Liabilities	878,817	742,318
Other liabilities	1,002,639	1,002,639
Total Liabilities	1,881,456	1,744,957

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 71,850,644 and 71,850,644 shares issued and outstanding, respectively	71,851	71,851
Additional paid-in capital	72,499,335	72,499,335
Accumulated loss	(73,982,094)	(73,931,111)
Total Stockholders' Deficit	(1,410,908)	(1,359,925)
Total Liabilities and Stockholders' Deficit	$470,548	$385,032

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	13,341	–	29,541	30,000
Other general & administrative expense	3,315	39	21,442	159
Total operating expenses	16,656	39	50,983	30,159
Loss from operations	(16,656)	(39)	(50,983)	(30,159)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(16,656)	(39)	(50,983)	(30,159)
Income tax expense	–	–	–	–
Net loss	$(16,656)	$(39)	$(50,983)	$(30,159)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.001)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	71,850,644	71,846,644	71,850,644	71,846,644

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2023 and 2022

Unaudited

	Preferred Stock Series A		Common Stock
	Shares	Par Value, $1	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2021	1,000,000	$1,000,000	71,846,644	$71,846,034	$(274,848)	$(73,838,621)	$(1,267,435)
Net loss	–	–	–	–	–	(30,120)	(30,120)
Balance, March 31, 2022	1,000,000	1,000,000	71,846,644	71,846,034	(274,848)	(73,868,741)	(1,297,555)
Net loss	–	–	–	–	–	(39)	(39)
Balance, June 30, 2022	1,000,000	$1,000,000	71,846,644	$71,846,034	$(274,848)	$(73,868,780)	$(1,297,594)

Balance, December 31, 2022	–	$–	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)
Net loss	–	–	–	–	–	(34,327)	(34,327)
Balance, March 31, 2023	–	–	71,850,644	71,851	72,499,335	(73,965,438)	(1,394,252)
Net loss	–	–	–	–	–	(16,656)	(16,656)
Balance, June 30, 2023	–	$–	71,850,644	$71,851	$72,499,335	$(73,982,094)	$(1,410,908)

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(50,983)	$(30,159)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Other current receivables and prepayments	70,000	–
Accounts payable and accrued expenses	(40,000)	–
Net Cash Used in Operating Activities	(20,983)	(30,159)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Acquisition (Disposal) of intangible assets	(132,000)	–
Net Cash (Used in) Provided by Investing Activities	(132,000)	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	176,499	30,159
Net Cash Provided by Financing Activities	176,499	30,159

Net Increase in Cash	23,516	–
Cash at Beginning of Period	5,032	–
Cash at End of Period	$28,548	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2023 and 2022

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

The Company did not have control or ownership of XONE Cayman and no shares of the Company and XONE Cayman were exchanged. The share exchange agreement did not have an impact on the Company and its ownership and there is no impact to the Company’s financial statements and footnotes.

The Company is a development-stage company that involves social media and internet advertising and marketing services with a decentralized social media platform.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the three and six months ended June 30, 2023 and 2022.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2023 of $73,982,094 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT RECEIVABLES AND PREPAYMENTS

Other current receivables and prepayments comprised of payments made for mobile app development. The amounts were $442,000 and $380,000 as of June 30, 2023 and December 31, 2022.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	June 30, 2023	December 31, 2022
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of June 30, 2023 and December 31, 2022, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $830,567 and $654,068 as of June 30, 2023 and December 31, 2022.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of June 30, 2023, the Company has 0 shares of preferred stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share. As of June 30, 2023 and 2022, the Company has 71,850,644 and 71,846,644 shares of common stock issued and outstanding.

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

The Company has accumulated approximately $73,982,094 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

Four additional directors were appointed to the board of the Company and each director was granted 300,000 restricted stock units (“RSU”) effective July 1, 2023. Each RSU represents one share of common stock and will vest over a period of three years, with an equal portion vesting annually on each anniversary of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) for the six months ended June 30, 2023 and 2022, and the notes thereto.

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

Overview

ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. is a development stage company. Our business plan includes acquisitions of operating companies. The focus of the Company’s business involves developing and operating a decentralized social media platform. Our business plan incorporates decentralized concept of social media platforms which may, at some point, provide viable alternatives to established platforms like Twitter, Instagram, Facebook and TikTok.

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

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made a total payment of $442,000 to the developer as of June 30, 2023. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform. The Company launched the first beta version of its app in November 2022, and will have a full featured app with business model launching in the coming quarter.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $16,656 compared to $39 for the three months ended June 30, 2022. Operating expenses increased in 2023 due to other professional fee and other general and administrative fees incurred for this period. The Company has incurred expenses for the Company's operations in accordance with its business plan.

For the three months ended June 30, 2023, professional fees were $13,341, a increase of $13,341, as compared to $0 for the three months ended of June 30, 2022. The Company incurred additional accounting and audit fees, and SEC filing fees for registration statement. Other general and administrative expenses were $3,315 for the three months ended June 30, 2023 as compared to $39 for the same period in 2022, which incurred from software and technology-related services for its business operations.

Other Income and Expenses

For the three months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2023, the Company had a net loss of $16,656 compared to the three months ended June 30, 2022 of a net loss of $39. The net loss resulted from increase of operating expenses.

Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $50,983 compared to $30,159 for the six months ended June 30, 2022. Operating expenses increased in 2023 due to other professional fee and other general and administrative fees incurred for this period. The Company has incurred expenses for the Company's operations in accordance with its business plan.

For the six months ended June 30, 2023, professional fees were $29,541, a decrease of $459, as compared to $30,000 for the six months ended of June 30, 2022. The Company incurred additional accounting and audit fees, and SEC filing fees for registration statement in 2022. Other general and administrative expenses were $21,442 for the six months ended June 30, 2023 as compared to $159 for the same period in 2022, which incurred from software and technology-related services for its business operations.

Other Income and Expenses

For the six months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2023, the Company had a net loss of $50,983 compared to the six months ended June 30, 2022 of a net loss of $30,159. The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalence of $28,548 and a working capital deficit of $1,410,908.

Operating Activities

Net cash used in operating activities was $20,983 for the six months ended June 30, 2023 as compared to $30,159 for the same period in 2022.

For six months ended June 30, 2023 net operating loss was $50,983 as compared to $30,159 for the six months ended June 31, 2022. Accounts payable and accrued expenses increased by $30,000 as compared of $0 for the six months ended June 30, 2022. The increase in accrued expenses is related to other professional fees incurred in 2022.

Investing Activities

Net cash used in investing activities was $132,000 for the six months ended June 30, 2023 as compared to $0 for the same period in 2022.

The Company made payments for the development of its social media platform mobile app for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $176,499 for the six months ended June 30, 2023 as compared to net cash used in financing activities of $30,159 for the same period in 2022.

During the six months ended June 30, 2023, the Company received advances of $176,499 from a related party for working capital purposes to start up its business plans.

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

During the six months ended June 30, 2023, the Company did not sell any unregistered securities.

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

Date: July 31, 2023	CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Executive Officer and Chief Financial Officer

