Form 10-Q
period 2023-09-30
ConneXionONE Corp.
filed 2023-11-14
CIK 1182731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 000-50075

CONNEXIONONE CORP.

(Exact name of registrant as specified in its charter)

North Carolina	30-1252905
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 Lytton Ave 2nd Floor #2061, Palo Alto, CA 94301

(Address of Principal Executive Offices) (Zip Code)

+ 1-408-533-8155

(Registrant’s telephone number, including area code)

Not Applicable

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

As of November 14, 2023, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

Item 1. Financial Statements.

CONNEXIONONE CORP. FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$834	$5,032
Other current receivables and prepayments	442,000	380,000
Total Current Assets	442,834	385,032
Total Assets	$442,834	$385,032

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$42,500	$88,250
Due to related party	836,569	654,068
Total Current Liabilities	879,069	742,318
Other liabilities	1,002,639	1,002,639
Total Liabilities	1,881,708	1,744,957

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 73,050,644 and 71,850,644 shares issued and outstanding, respectively	73,051	71,851
Additional paid-in capital	73,098,135	72,499,335
Accumulated loss	(74,610,060)	(73,931,111)
Total Stockholders' Deficit	(1,438,874)	(1,359,925)
Total Liabilities and Stockholders' Deficit	$442,834	$385,032

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	21,246	28,750	50,787	58,750
Stock-based compensation	600,000	–	600,000	–
Other general & administrative expense	6,720	9,905	28,162	10,064
Total operating expenses	627,966	38,655	678,949	68,814
Loss from operations	(627,966)	(38,655)	(678,949)	(68,814)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(627,966)	(38,655)	(678,949)	(68,814)
Income tax expense	–	–	–	–
Net loss	$(627,966)	$(38,655)	$(678,949)	$(68,814)

Earnings (Loss) per Share - Basic and Diluted	$(0.009)	$(0.001)	$(0.009)	$(0.001)
Weighted Average Shares Outstanding - Basic and Diluted	71,850,644	72,846,644	71,850,644	72,183,640

See accompanying notes to financial statements

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

Unaudited

	Preferred Stock Series A		Common Stock
	Shares	Par Value, $1	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit

Balance, December 31, 2021	1,000,000	$1,000,000	71,846,644	$71,846,034	$(274,848)	$(73,838,621)	$(1,267,435)
Net loss	–	–	–	–	–	(30,120)	(30,120)
Balance, March 31, 2022	1,000,000	1,000,000	71,846,644	71,846,034	(274,848)	(73,868,741)	(1,297,555)
Net loss	–	–	–	–	–	(39)	(39)
Balance, June 30, 2022	1,000,000	1,000,000	71,846,644	71,846,034	(274,848)	(73,868,780)	(1,297,594)
Common shares issued for preferred stock converted	(1,000,000)	(1,000,000)	4,000,000	4,000	996,000	–	–
Net loss	–	–	–	–	–	(38,655)	(38,655)
Balance, September 30, 2022	–	$–	75,846,644	$71,850,034	$721,152	$(73,907,435)	$(1,336,249)

Balance, December 31, 2022	–	$–	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)
Net loss	–	–	–	–	–	(34,327)	(34,327)
Balance, March 31, 2023	–	–	71,850,644	71,851	72,499,335	(73,965,438)	(1,394,252)
Net loss	–	–		–	–	(16,656)	(16,656)
Balance, June 30, 2023	–	–	71,850,644	71,851	72,499,335	(73,982,094)	(1,410,908)
Shares issued for compensation	–	–	1,200,000	1,200	598,800	–	600,000
Net loss	–	–	–	–	–	(627,966)	(627,966)
Balance, September 30, 2023	–	$–	$73,050,644	$73,051	$73,098,135	$(74,610,060)	$(1,438,874)

See accompanying notes to financial statements

CONNEXIONONE CORP.

FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(678,949)	$(68,814)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Stock-based compensation	600,000	–
Changes in operating assets and liabilities
Other current receivables and prepayments	70,000	–
Accounts payable and accrued expenses	(45,750)	8,750
Net Cash Used in Operating Activities	(54,699)	(60,064)

Cash Flows from Investing Activities
Acquisition of intangible assets	(132,000)	(237,900)
Net Cash Used in Investing Activities	(132,000)	(237,900)

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	182,501	390,159
Net Cash Provided by Financing Activities	182,501	390,159

Net Increase (Decrease) in Cash	(4,198)	92,195
Cash at Beginning of Period	5,032	–
Cash at End of Period	$834	$92,195

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2023 and 2022

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The fair value of the equity instrument is charged directly to compensation expense and additional-paid-in capital over the period during which services are rendered.

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

The unvested restricted stock units were excluded from the computation of basic and dilutive earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2023 of $74,610,060 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT RECEIVABLES AND PREPAYMENTS

Other current receivables and prepayments comprised of payments made for mobile app development. The amounts were $442,000 and $380,000 as of September 30, 2023 and December 31, 2022.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	September 30, 2023	December 31, 2022
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of September 30, 2023 and December 31, 2022, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $836,569 and $654,068 as of September 30, 2023 and December 31, 2022.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of September 30, 2023 and December 31, 2022, the Company has 0 shares of preferred stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share. As of September 30, 2023 and December 31, 2022, the Company has 73,050,644 and 71,850,644 shares of common stock issued and outstanding.

On July 1, 2023, the Company issued 1,200,000 shares of restricted common stock units to four directors of the Company as compensation. These shares were unvested as of September 30, 2023. (Refer to Note 8).

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

NOTE 8 - STOCK BASED COMPENSATION

Restricted Stock Units

On July 1, 2023, the Company granted the issuance of 1,200,000 shares restricted common stock units (“RSU”) to directors of the Company. Each RSU represents one share of common stock and will vest over a period of three years, with an equal portion vesting annually on each anniversary of the grant date. The RSU were recorded as deferred (unearned) compensation in the amount of $600,000. The fair value of the shares was determined based on the Company’s stock closing price on grant date. The Company recorded the entire expense for all unvested RSU shares that were issued.

Stock based compensation was $600,000 and $nil for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 9 – TAXES

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

The Company has accumulated approximately $74,610,060 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that other than the following events, there are no other items to disclose or require adjustments.

On November 1st, 2023, the board of directors of the Company appointed Ms. Tingyu (Christine) Chang as the Chief Executive Officer ("CEO") of the Company. The monthly compensation will be $10,000 from the date of appointment until end of January 2024, and $25,000 starting from February 2024. The Company also granted 3,521,000 restricted stock units (“RSUs”) to the appointed CEO where each RSU represents one share of common stock, with a vesting schedule that includes 25% of the shares vesting 12 months after the vesting commencement date. The remaining shares will vest monthly over the next 36 months, contingent upon her continued employment with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) for the nine months ended September 30, 2023 and 2022, and the notes thereto.

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

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made a total payment of $442,000 to the developer as of September 30, 2023. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform. The Company launched the first beta version of its app in November 2022, and will have a full featured app with business model launching in the coming quarter.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended September 30, 2023 and 2022

Revenue

For the three months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $627,966 compared to $38,655 for the three months ended September 30, 2022. Operating expenses decreased in 2023 due to other professional fee, stock-based compensation and other general and administrative fees incurred for this period. The Company has incurred expenses for the Company's operations in accordance with its business plan.

For the three months ended September 30, 2023, professional fees were $21,246, a decrease of $7,504, as compared to $28,750 for the three months ended of September 30, 2022. The Company incurred additional accounting and audit fees, and SEC filing fees for registration statement. Other general and administrative expenses were $6,720 for the three months ended September 30, 2023 as compared to $9,905 for the same period in 2022, which incurred from software and technology-related services for its business operations. On July 1, 2023, the Company granted Restricted Stock Units as compensation to directors of the Company which will vest over a period of three years. The Company recorded the entire expense for all unvested RSU shares that were issued. The stock-based compensation was $600,000 for the three months ended September 30, 2023.

Other Income and Expenses

For the three months ended September 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2023, the Company had a net loss of $627,966 compared to the three months ended September 30, 2022 of a net loss of $38,655. The net loss resulted from increase of operating expenses.

Nine months Ended September 30, 2023 and 2022

Revenue

For the nine months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $78,949 compared to $68,814 for the nine months ended September 30, 2022. Operating expenses increased in 2023 due to other professional fee, stock-based compensation and other general and administrative fees incurred for this period. The Company has incurred expenses for the Company's operations in accordance with its business plan.

For the nine months ended September 30, 2023, professional fees were $50,787, a decrease of $459, as compared to $58,750 for the nine months ended of September 30, 2022. The Company incurred additional accounting and audit fees, and SEC filing fees for registration statement in 2022. Other general and administrative expenses were $28,162 for the nine months ended September 30, 2023 as compared to $10,064 for the same period in 2022, which incurred from software and technology-related services for its business operations. On July 1, 2023, the Company granted Restricted Stock Units as compensation to directors of the Company which will vest over a period of three years. The Company recorded the entire expense for all unvested RSU shares that were issued. The stock-based compensation was $600,000 for the nine months ended September 30, 2023.

Other Income and Expenses

For the nine months ended September 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2023, the Company had a net loss of $678,949 compared to the nine months ended September 30, 2022 of a net loss of $68,814. The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalence of $834 and a working capital deficit of $436,235.

Operating Activities

Net cash used in operating activities was $54,699 for the nine months ended September 30, 2023 as compared to $60,064 for the same period in 2022.

For nine months ended September 30, 2023 net operating loss was $678,949 as compared to $68,814 for the same period in 2022. Accounts payable and accrued expenses decreased by $45,750 for the nine months ended September 30, 2023 as compared to an increase of $8,750 for the same period in 2022. Stock-based compensation increased $600,000 for the nine months ended September 30, 2023 as compared to $nil for the same period in 2022.

Investing Activities

Net cash used in investing activities was $132,000 for the nine months ended September 30, 2023 as compared to $237,900 for the same period in 2022.

The Company made payments for the development of its social media platform mobile app for the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $182,501 for the nine months ended September 30, 2023 as compared to net cash used in financing activities of $390,159 for the same period in 2022.

During the nine months ended September 30, 2023, the Company received advances of $182,501 from a related party for working capital purposes to start up its business plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company did not sell any unregistered securities.

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

Date: November 14, 2023	CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Executive Officer and Chief Financial Officer

