Form 10-Q/A
period 2023-09-30
ConneXionONE Corp.
filed 2023-12-19
CIK 1182731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

As of November 14, 2023, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for period ended September 30, 2023, is being filed to

(i)	Change the disclosure in the Company’s Financial Statements’ Note 1 – Organization and Operations adding the sentence “Upon cancellation of the share exchange agreement in December 2019, the Company no longer had control or ownership of XONE Cayman. Based upon negotiations, no shares of the Company were cancelled. ”;
(ii)	Change the disclosure in the Company’s Controls and Procedures disclosure included in “Part I. Item 4. Controls and Procedures”.

No other changes have been made to the original Form 10-Q, as filed on November 14, 2023.

1

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

Upon cancellation of the share exchange agreement in December 2019, the Company no longer had control or ownership of XONE Cayman. Based upon negotiations, no shares of the Company were cancelled. The share exchange agreement did not have an impact on the Company and its ownership, and there is no impact to the Company’s financial statements and footnotes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that our internal control over financial reporting was not effective at December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weaknesses were:

●	Material Weakness – We did not maintain effective controls over certain aspects of the financial reporting process because we (i) lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and (ii) we lacked controls over the disclosure of our business operations.

●	lack of segregation of duties Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe will mitigate the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 19, 2023	CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Executive Officer and Chief Financial Officer

