Form 10-K
period 2023-12-31
ConneXionONE Corp.
filed 2024-03-01
CIK 1182731

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	CNNN	N/A

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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $19,924,373 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant's common stock outstanding on March 1, 2024 was 76,571,644.

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

Upon appointment as the Receivership of the Company and under its duties stipulated by the Michigan court, Ms. Harvey took initiative to organize the business of the issuer. As Receiver, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. Ms. Harvey also had authority to enter into contracts and find a suitable merger candidate. Ms. Harvey was compensated for her role as custodian in the amount of 750,000,000 shares of Restricted Common Stock. Ms. Harvey did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on November 18, 2017.

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

The Company resolute to cancel the share exchange agreement in December 2019 and completed the cancellation in 2021. Upon cancellation of the share exchange agreement in December 2019, the Company no longer had control or ownership of XONE Cayman. Based upon negotiations, no shares of the Company were cancelled, and the Company moved forward with its current business plan. The cancellation of the share exchange agreement did not have an impact on the Company and its ownership and there is no impact to the Company's financial statements and footnotes. The Company changed its name to ConneXionONE Corp in 2018 in the state of North Carolina. The North Carolina corporation has no affiliation with the Cayman Islands corporation.

The Company ceased being a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 defines a shell company as a company that has:

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

The Common Stock began trading on a reverse stock split-adjusted basis on the OTC Market on April 17, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “CNNN.” The new symbol will be changed to “CNNN”. The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 208211102.

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made a total payment of $442,000 to the developer as of December 31, 2023. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1C. CYBERSECURITY

None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on OTC markets. It is currently quoted on OTC Markets under the symbol CNNN and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares.

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

Stockholders

As of December 31, 2023, there are approximately 183 holders of an aggregate of 73,050,644 shares of our Common Stock issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2023.

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

Recent Developments

The Company ceased being a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 defines a shell company as a company that has:

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the year ended December 31, 2023, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2023 and 2022

Revenue

We had no revenues from operations during either December 31, 2023 or 2022.

General and Administrative Expense

General and Administrative Expenses were $1,361,229 for the year ended December 31, 2023 compared to $92,490 for the year ended December 31, 2022, an increase of $1,268,739. The increase is due to expenses incurred for other tax expenses of $226,713 management fees $20,000, other tax expenses of $226,713, and stock-based compensation $1,020,407.

Net Loss

We had a net loss of $1,361,229 for the year ended December 31, 2023 compared to $92,490 for the year ended December 31, 2022.

Capital Resources and Liquidity - At December 31, 2023 and 2022

Cash Used in Operating Activities

For the years ended December 31, 2023 and 2022, the Company had cash used in operating activities in the amount of $90,685 and $13,740, respectively, which were primarily due to net loss for the year, and increase in accounts payable and accrued liabilities, taxes payables, and accrued wages and salaries with an offset by share-based compensation.

Cash Provided by Investing Activities

For the years ended December 31, 2023 and 2022, the Company had cash used in investing activities in the amount of $132,000 and $379,900, respectively, for the development of its platform application.

Cash Provided by Financing Activities

For the years ended December 31, 2023 and 2022, the Company had cash provided by financing activities in the amount of $218,378 and $398,672, respectively, which consisted of working capital advances from and repayment to our CEO.

As of December 31, 2023, and 2022, we had cash and cash equivalents of $725 and $5,032, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2023 and 2022, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management concluded that our internal control over financial reporting was not effective at December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weaknesses were:

•	Material Weakness – We did not maintain effective controls over certain aspects of the financial reporting process because we (i) lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and (ii) we lacked controls over the disclosure of our business operations.

•	lack of segregation of duties Significant Deficiencies – Inadequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Chris Chang	60	President, CFO, Chairman
Tingyu (Christine) Chang	38	CEO, Director
Frank J. Hariton	74	Director
Yulung Tso	58	Director
Te Wei Wu	47	Director

Chris Chang, President, Chief Financial Officer, Chairman

Employment History:

CEO and Director of Alternative Fuel Technologies, Inc. - 2018 to Present
Founder and CEO of ConneXionONE - 2018 to Present

Mr. Chang is the founder, director and CFO of ConneXionONE Corp. He founded the company in 2018 and continues to be the sole officer and director. Mr. Chang has been an entrepreneur in Taiwan and US with over 25 years of experiences in the telecommunications industry covering 5 continents. He is engaged in telecommunications product development, business alliance development, global sales and marketing, and strategic planning involving VOIP services. Mr. Chang is the owner of Connection Portal, Inc. (USA), a global VoIP service provider and ConneXionONE Communications Inc. (USA), a hosted PBX service provider.

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

Tingyu (Christine) Chang, Chief Executive Officer, Director

Employment History:

GoSky AI, Remote (Social CRM, MarTech):

•	Strategic Advisor, August 2022 – present
•	Invited by the Founder & CEO, Fash Chang

Pionex, Remote (Global AI-driven Crypto Exchange)

•	VP of Marketing Strategy, September 2021 – December 2022
•	Invited by the Singapore Chairman, Yong Chan

Veinte, Palo Alto (Virtual Learning Platform)

•	Managing Director, February 2019 – September 2021
•	Partnered with the Silicon Lake University Board in China, Steve Liang

Botrista Technology, Redwood City, CA (Robotics Beverage Automation Solutions startup)

•	V.P. of Operations / Consultant, June 2019 – March 2020
•	Invited by the Founder to facilitate company growth. The Company raised $4M within one year from her onboarding and $10M the following year.

Deep Brain Chain, San Jose, CA (An AI-driven Blockchain Startup)

•	V.P. of North America, May 2018 – March 2019

Cheetah Mobile America, Palo Alto, CA (NYSE: CMCM): a mobile internet company, offering utility and entertaining apps to the public.

•	Director of Global App Marketing, September 2017 – May 2018
•	Director of U.S. Marketing and Communication, February 2016 – Sep 2017

GWC Global, Mountain View, CA

•	Program Manager, May 2015 – February 2016

Magnet Systems Inc., Palo Alto, CA

•	Market Analyst / Project Manager, September 2013 – April 2015

Ms. Chang brings over a decade of valuable advisory experience specializing in go-to-market strategies, global network outreach, branding, and community building. She holds a Master of Business Administration from Johns Hopkins Carey Business School. Ms. Chang's diverse experience and proven track record in diverse roles and industries make her an excellent fit for the role of CEO at ConneXionONE Corp. Her strategic insights and leadership skills have consistently contributed to the growth and success of the organizations she has been a part of.

Frank J. Hariton, Director

Mr. Hariton is an attorney in private practice and brings over 30 years of experience as a securities attorney principally representing microcap companies and start-ups. He is admitted to practice in New York State and received his B.A and J.D. from Case Western Reserve University.

Yulung Tso, Director

Mr. Tso joins the board with over 25 years of experience in online gaming, internet, and mobile internet-related fields, along with strong business relations in the Asia region. He has expertise in investor relations, public relations, and building cross-strait business alliances. He received his Master of Accountancy and Financial Information System from Cleveland State University.

Te Wei Wu, Director

Mr. Wu founded and led the Asia operations in Taiwan for the Acorn Pacific Ventures fund since 2022. With prior 15 years of experience as Taiwan Tmall and Taobao GM of Alibaba Group, Vice President of PChome Group, and GM of the Dragons professional baseball team of CPBL, He specializes in mobile-internet industry development, utility apps, advertising systems, e-commerce, and blockchain. He received his Master of Management Information System from Carnegie Mellon University.

Director Independence

Our board of directors is currently composed of five members who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Summary Compensation Table

The Company has made no provisions for paying cash or non-cash compensation to its officer. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

Executive Officers Compensation

				Stock	Option	All Other
Name		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Chris Chang, President, Chief Financial Officer	2023	–	–	–	–	–	–
	2022	–	–	–	–	–	–

Tingyu (Christine) Chang, Chief Executive Officer	2023	20,000	–	420,407	–	–	440,407
	2022	–	–	–	–	–	–

Frank J. Hariton, Director	2023	–	–	–	–	–	–
	2022	–	–	–	–	–	–

Yulong Tso, Director	2023	–	–	–	–	–	–
	2022	–	–	–	–	–	–

Te Wei Wu, Director	2023	–	–	–	–	–	–
	2022	–	–	–	–	–	–

Outstanding Equity Awards at Fiscal Year End

On November 1, 2023, Ms. Tingyu (Christine) Chang, our Chief Executive Officer ("CEO"), was granted 3,521,000 restricted stock units (“RSUs”). Each RSU represents one share of common stock, with a vesting schedule that includes 25% of the shares vesting 12 months after the vesting commencement date. The remaining shares will vest monthly over the next 36 months, contingent upon her continued employment with the Company.

We did not pay any salaries in 2022. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the year ended December 31, 2022.

Employment Contracts

On November 1, 2023, Ms. Chang, CEO, signed an employment agreement with the Company. Under the terms of the agreements, Ms. Chang is entitled to receive a monthly salary of $10,000 from the date of hire until the end of January 2024, and a monthly salary of $25,000 from February 2024. As part of the agreement, Ms. Chang is granted 3,521,000 restricted stock units (“RSUs”). Each RSU represents one share of common stock, with a vesting schedule that includes 25% of the shares vesting 12 months after the vesting commencement date. The remaining shares will vest monthly over the next 36 months, contingent upon her continued employment with the Company. Ms. Chang is also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. The employment agreements also contain normal and customary terms relating to confidentiality, indemnification, non-solicitation, and ownership of intellectual property.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

On July 1, 2023, four additional directors appointed as members to the board. Each director was granted 300,000 restricted stock units (“RSU’s”). Each RSU represents one share of common stock and vests as to one third of the shares covered thereby on each anniversary of the director’s service.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Chang	2023	–	–	–	–	–	–	–
	2022	–	–	–	–	–	–	–

Tingyu (Christine) Chang	2023	–	150,000	–	–	–	–	150,000
	2022	–	–	–	–	–	–	–

Frank J. Hariton	2023	–	150,000	–	–	–	–	150,000
	2022	–	–	–	–	–	–	–

Yulong Tso	2023	–	150,000	–	–	–	–	150,000
	2022	–	–	–	–	–	–	–

Te Wei Wu	2023	–	150,000	–	–	–	–	150,000
	2022	–	–	–	–	–	–	–

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2023 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Changs International LLC (1) Chris Chang is control person 32679 Kenita Way Union City, CA 94587	25,479,654 Chris Chang, Officer and Director	33.28%
Han-Yun Hsu No. 17, Aly 9, Ln. 79 Lida St Zhunan township, Miaoli County 350 Taiwan	6,583,208 Beneficial owner of more than 5%	8.60%
Nien-Ting Tsai 2F, No 6. Ln. 140, Sec 7, Zohgshan N Rd, Shilin Dist Taipei Taiwan	4,500,000 Beneficial owner of more than 5%	5.88%
	36,562,862	47.76%

(1)	All officers and directors as a group
(2)	Based on 76,571,644 shares outstanding

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

Han-yun Hsu, Nien-Ting Tsai, have no relationship with Changs International LLC and have no relationship with the Company, other than being beneficial shareholders.

We have not established any committees of the Board of Directors.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Transactions with Related Persons

Mr. Chris Chang, majority shareholder, director and officer of the Company, have paid certain expenses on behalf of the Company. Such amounts are due on demand and non-interest bearing. The outstanding amount due to related parties was $872,446 and $654,068 as of December 31, 2023 and 2022, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	2023	2022

Audit fees	$21,450	$33,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$21,450	$33,000

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

ConneXionONE Corp.
(Registrant)

Date: March 1, 2024	By:	/s/ Tingyu (Christine) Chang
Tingyu (Christine) Chang
Chief Executive Officer

Date: March 1, 2024	By:	/s/ Chris Chang
Chris Chang
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ConneXionOne Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ConneXionOne Corp. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

(PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 1, 2024

CONNEXIONONE CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$725	$5,032
Other current receivables and prepayments	442,000	380,000
Total Current Assets	442,725	385,032
Total Assets	$442,725	$385,032

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$42,499	$88,250
Taxes payable	225,888	–
Due to related party	872,446	654,068
Total Current Liabilities	1,140,833	742,318
Other liabilities	1,002,639	1,002,639
Total Liabilities	2,143,472	1,744,957

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 76,571,644 and 71,850,644 shares issued and outstanding, respectively	76,572	71,851
Additional paid-in capital	73,515,021	72,499,335
Accumulated loss	(75,292,340)	(73,931,111)
Total Stockholders' Deficit	(1,700,747)	(1,359,925)
Total Liabilities and Stockholders' Deficit	$442,725	$385,032

See accompanying notes to financial statements

CONNEXIONONE CORP.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	57,450	77,390
Management fees	20,000	–
Stock based compensation	1,020,407	–
Other general & administrative expense	263,372	15,100
Total operating expenses	1,361,229	92,490
Loss from operations	(1,361,229)	(92,490)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(1,361,229)	(92,490)
Income tax expense	–	–
Net loss	$(1,361,229)	$(92,490)

Loss per Share - Basic and Diluted	$(0.019)	$(0.001)
Weighted Average Shares Outstanding - Basic and Diluted	73,044,017	73,106,918

See accompanying notes to financial statements

CONNEXIONONE CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2023 and 2022

	Preferred Stock Series A		Common Stock		Additional		Total
		Par Value,		Par Value,	paid-in	Accumulated	Stockholders'
	Shares	$1	Shares	$0.001	capital	loss	Deficit
Balance, December 31, 2021	1,000,000	$1,000,000	71,846,644	$71,847	$71,499,339	$(73,838,621)	$(1,267,435)
Common shares issued for preferred stock converted	(1,000,000)	(1,000,000)	4,000	4	999,996	–	–
Net loss	–	–	–	–	–	(92,490)	(92,490)
Balance, December 31, 2022	–	$–	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)

Balance, December 31, 2022	–	$–	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)
Shares issued for services or compensation	–	–	4,721,000	4,721	1,015,686	–	1,020,407
Net loss	–	–	–	–	–	(1,361,229)	(1,361,229)
Balance, December 31, 2023	–	$–	76,571,644	$76,572	$73,515,021	$(75,292,340)	$(1,700,747)

See accompanying notes to financial statements

CONNEXIONONE CORP.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,361,229)	$(92,490)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	1,020,407	–
Changes in operating assets and liabilities
Other current receivables and prepayments	70,000	–
Accounts payable and accrued expenses	(45,751)	78,750
Taxes payable	225,888	–
Net Cash Used in Operating Activities	(90,685)	(13,740)

Cash Flows from Investing Activities
Acquisition of intangible assets	(132,000)	(379,900)
Net Cash Used in Investing Activities	(132,000)	(379,900)

Cash Flows from Financing Activities
Proceeds from related party payables	218,378	398,672
Net Cash Provided by Financing Activities	218,378	398,672

Net Increase (Decrease) in Cash	(4,307)	5,032
Cash at Beginning of Period	5,032	–
Cash at End of Period	$725	$5,032

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2023 and 2022

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

On September 10, 2018, a change of control occurred and Changs International, LLC (controlled by Chris Chang) purchased the control block of stock in the Company and was appointed sole officer and director of the Company.

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

The unvested restricted stock units were excluded from the computation of basic and dilutive earnings (loss) per share for the years ended December 31, 2023 and 2022.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2023 of $75,292,340 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT RECEIVABLES AND PREPAYMENTS

Other current receivables and prepayments comprised of payments made for mobile app development. The amounts were $442,000 and $380,000 as of December 31, 2023 and 2022.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	December 31, 2023	December 31, 2022
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of December 31, 2023 and 2022, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $872,446 and $654,068 as of December 31, 2023 and 2022.

Refer to Note 8 for stock-based compensation for related parties.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of December 31, 2023 and 2022, the Company has 0 shares of preferred stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share. As of December 31, 2023 and 2022, the Company has 76,571,644 and 71,850,644 shares of common stock issued and outstanding.

On November 1, 2023, the Company issued 3,521,000 restricted stock units to the appointed CEO of the Company as compensation (Refer to Note 8).

On July 1, 2023, the Company issued 1,200,000 shares of restricted common stock units to four directors of the Company as compensation. These shares were unvested as of December 31, 2023. (Refer to Note 8).

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

NOTE 8 – STOCK BASED COMPENSATION

Restricted Stock Units

On November 1, 2023, the Company granted 3,521,000 restricted stock units (“RSUs”) to the appointed CEO of the Company. Each RSU represents one share of common stock with a vesting schedule that includes 25% of the shares vesting 12 months after the vesting commencement date. The remaining shares will vest monthly over the next 36 months, contingent upon her continued employment with the Company. The Company recorded the entire expense of $420,407 for all unvested RSU shares that were issued.

On July 1, 2023, the Company granted the issuance of 1,200,000 shares restricted common stock units (“RSU”) to directors of the Company. Each RSU represents one share of common stock and will vest over a period of three years, with an equal portion vesting annually on each anniversary of the grant date. The RSU were recorded as deferred (unearned) compensation in the amount of $600,000. The fair value of the shares was determined based on the Company’s stock closing price on grant date. The Company recorded the entire expense of $600,000 for all unvested RSU shares that were issued.

Stock based compensation was $600,000 and $nil for the years ended December 31, 2023 and 2022, respectively.

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

The Company has accumulated approximately $75,135,153 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

