Form 10-Q
period 2024-06-30
ConneXionONE Corp.
filed 2024-08-13
CIK 1182731

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

FORM 10-Q

June 30, 2024

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONNEXIONONE CORP. FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

CONNEXIONONE CORP.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$261	$725
Other current receivables and prepayments	–	442,000
Total Current Assets	261	442,725
Intangible assets	572,000	–
Total Assets	572,261	442,725

Liabilities
Current Liabilities
Accounts payable and accrued expenses	12,676	42,499
Taxes payable	225,888	225,888
Due to related party	1,203,068	872,446
Total Current Liabilities	1,441,632	1,140,833
Other liabilities	1,002,639	1,002,639
Total Liabilities	2,444,271	2,143,472

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 76,571,644 and 76,571,644 shares issued and outstanding, respectively	76,572	76,572
Additional paid-in capital	73,515,021	73,515,021
Accumulated loss	(75,463,603)	(75,292,340)
Total Stockholders' Deficit	(1,872,010)	(1,700,747)
Total Liabilities and Stockholders' Deficit	$572,261	$442,725

See accompanying notes to financial statements

CONNEXIONONE CORP.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	38,555	13,341	75,987	29,541
Management fees	–	–	53,000	–
Other general & administrative expense	17,776	3,315	42,276	21,442
Total operating expenses	56,331	16,656	171,263	50,983
Loss from operations	(56,331)	(16,656)	(171,263)	(50,983)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(56,331)	(16,656)	(171,263)	(50,983)
Income tax expense	–	–	–	–
Net loss	$(56,331)	$(16,656)	$(171,263)	$(50,983)

Loss per Share - Basic and Diluted	$(0.001)	$(0.000)	$(0.002)	$(0.001)
Weighted Average Shares Outstanding - Basic and Diluted	75,371,644	71,850,644	76,571,644	71,850,644

See accompanying notes to financial statements

CONNEXIONONE CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2024 and 2023

Unaudited

	Preferred Stock Series A		Common Stock		Additional		Total
	Shares	Par Value, $1	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2022	1,000,000	$–	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)
Net loss	–	–	–	–	–	(34,327)	(34,327)
Balance, March 31, 2023	1,000,000	–	71,850,644	71,851	72,499,335	(73,965,438)	(1,394,252)
Net loss	–	–	–	–	–	(16,656)	(16,656)
Balance, June 30, 2023	1,000,000	$–	71,850,644	$71,851	$72,499,335	$(73,982,094)	$(1,410,908)

Balance, December 31, 2023	–	$–	76,571,644	$76,572	$73,515,021	$(75,292,340)	$(1,700,747)
Net loss	–	–	–	–	–	(114,932)	(114,932)
Balance, March 31, 2024	–	–	76,571,644	76,572	73,515,021	(75,407,272)	(1,815,679)
Net loss	–	–	–	–	–	(56,331)	(56,331)
Balance, June 30, 2024	–	$–	76,571,644	$76,572	$73,515,021	$(75,463,603)	$(1,872,010)

See accompanying notes to financial statements

CONNEXIONONE CORP.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(171,263)	$(50,983)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Other current receivables and prepayments	–	70,000
Accounts payable and accrued expenses	(29,823)	(40,000)
Net Cash Used in Operating Activities	(201,086)	(20,983)

Cash Flows from Investing Activities
Acquisition of intangible assets	(130,000)	(132,000)
Net Cash Used in Investing Activities	(130,000)	(132,000)

Cash Flows from Financing Activities
Proceeds from related party payables	330,622	176,499
Net Cash Provided by Financing Activities	330,622	176,499

Net Increase (Decrease) in Cash	(464)	23,516
Cash at Beginning of Period	725	5,032
Cash at End of Period	$261	$28,548

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2024 and 2023

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2023.

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

The unvested restricted stock units were excluded from the computation of basic and dilutive earnings (loss) per share for the six months ended June 30, 2024 and 2023.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2024 of $75,463,603 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets comprised of payments made for mobile app development in progress. The amounts were $572,000 as of June 30, 2024.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	June 30, 2024	December 31, 2023
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of June 30, 2024 and 2023, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to Mr. Chang was $1,199,469 and $872,446 as of June 30, 2024 and December 31, 2023.

Ms. Christine Chang, CEO and director of the Company, incurred expenses that are subject to reimbursements. The amounts are due on demand and non-interest bearing. The outstanding amount due to Ms. Chang was $3,599 and $nil as of June 30, 2024 and December 31, 2023. In addition, refer to Note 8 for stock-based compensation for related parties.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of June 30, 2024 and December 31, 2023, the Company has 0 shares of preferred stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share. As of June 30, 2024 and December 31, 2023, the Company has 76,571,644 and 76,571,644 shares of common stock issued and outstanding, respectively.

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

The Company has accumulated approximately $75,306,416 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) for the three and six months ended June 30, 2024 and 2023, and the notes thereto.

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

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has made a total payment of $572,000 to the developer as of June 30, 2024. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform. The Company launched the first beta version of its app in November 2022, and will have a full featured app with business model launching in the coming quarter.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three and Six Months Ended June 30, 2024 and 2023

Revenue

For the three and six months ended June 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 were $56,331 compared to $16,656 for the three months ended June 30, 2023. Operating expenses increased in 2024 due to increase of officers’ wages and salaries, professional fees and other general and administrative fees incurred for this period. The Company has incurred all these expenses for the Company's operations in accordance with its business plan.

For the three months ended June 30, 2024, professional fees were $38,556, an increase of $25,215 or 65.40%, as compared to $13,341 for the three months ended of June 30, 2023. Professional fees increased primarily due to increased auditor service fees, public relation services, and marketing expense. Additionally, other general and administrative expenses were $17,776 for the three months ended June 30, 2024 as compared to $3,315 for the same period in 2023, mainly attributed to expenses related to increase in software and technology-related services and payroll taxes.

Operating expenses for the six months ended June 30, 2024 were $171,263 compared to $50,983 for the six months ended June 30, 2023. Operating expenses increased in 2024 due to increase of officers’ wages and salaries, professional fees and other general and administrative fees incurred for this period. The Company has incurred all these expenses for the Company's operations in accordance with its business plan.

For the six months ended June 30, 2024, professional fees were $75,987, an increase of $46,446 or 61.12%, as compared to $29,541 for the six months ended of June 30, 2023. Professional fees increased primarily due to increased Professional fees increased primarily due to increased auditor service fees, public relation services, and marketing expense for its operation. Moreover, the Company incurred Officers’ wages and salaries were $53,000 for the six months ended June 30, 2024 as compared to $nil for the same period in 2023. Additionally, other general and administrative expenses were $42,276 for the six months ended June 30, 2024 as compared to $21,442 for the same period in 2023, mainly attributed to increase in expenses related to software and technology-related services and payroll taxes.

Other Income and Expenses

For the three and six months ended June 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2024, the Company had a net loss of $56,331 compared to the three months ended June 30, 2023 of a net loss of $16,656. The net loss resulted from increase of operating expenses.

For the six months ended June 30, 2024, the Company had a net loss of $171,263 compared to the six months ended June 30, 2023 of a net loss of $50,983. The net loss resulted from increase of operating expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalence of $261 and had a working capital deficit of $1,441,371.

Operating Activities

Net cash used in operating activities was $201,086 for the six months ended June 30, 2024 as compared to $91,057 for the same period in 2023.

For six months ended June 30, 2024 net operating loss was $171,263 as compared to $50,983 for the same period in 2023. Accounts payable and accrued expenses decreased by $29,823 for the six months ended June 30, 2024 as compared to a decrease of $40,000 for the same period in 2023.

Investing Activities

Net cash used in investing activities was $130,000 for the six months ended June 30, 2024 as compared to $132,000 for the same period in 2023.

The Company made payments for the development of its social media platform mobile app for the three months ended June 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $330,622 for the six months ended June 30, 2024 as compared to net cash used in financing activities of $173,500 for the same period in 2023.

During the six months ended June 30, 2024 and 2023, the Company received advances of $330,622 and $176,500, respectively, from related party for working capital purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

Date: August 13, 2024	By: /s/ Tingyu (Christine) Chang
Name: Tingyu (Christine) Chang
Title: Chief Executive Officer

Date: August 13, 2024	By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Financial Officer

