Form 10-Q
period 2024-09-30
ConneXionONE Corp.
filed 2024-11-14
CIK 1182731

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

228 Hamilton Avenue 3rd Floor, Suite 300, Palo Alto CA 94301

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

As of September 30, 2024, there were 71,850,644 shares outstanding of the registrant’s Common Stock.

FORM 10-Q

September 30, 2024

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONNEXIONONE CORP. FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

CONDENSED FINANCIAL STATEMENTS

CONNEXIONONE CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$264	$725
Other current receivables and prepayments	–	442,000
Total Current Assets	264	442,725
Intangible assets	647,000	–
Total Assets	647,264	442,725

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	12,676	42,499
Taxes payable	225,888	225,888
Due to related party	1,395,068	872,446
Total Current Liabilities	1,633,632	1,140,833
Other liabilities	1,002,639	1,002,639
Total Liabilities	2,636,271	2,143,472

Commitment & contingencies	–	–

Stockholders' Deficit
Common Stock, $0.001 par value; 100,000,000,000 shares authorized, 76,571,644 and 76,571,644 shares issued and outstanding, respectively	76,572	76,572
Additional paid-in capital	73,515,021	73,515,021
Accumulated loss	(75,580,600)	(75,292,340)
Total Stockholders' Deficit	(1,989,007)	(1,700,747)
Total Liabilities and Stockholders' Deficit	$647,264	$442,725

See accompanying notes to unaudited condensed financial statements

CONNEXIONONE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	51,592	21,246	127,579	50,787
Management fees	16,000	–	69,000	–
Stock based compensation	–	600,000	–	600,000
Other general & administrative expense	49,405	6,720	91,681	28,162
Total operating expenses	116,997	627,966	288,260	678,949
Loss from operations	(116,997)	(627,966)	(288,260)	(678,949)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(116,997)	(627,966)	(288,260)	(678,949)
Income tax expense	–	–	–	–
Net loss	$(116,997)	$(627,966)	$(288,260)	$(678,949)

Loss per Share - Basic and Diluted	$(0.002)	$(0.009)	$(0.004)	$(0.009)
Weighted Average Shares Outstanding - Basic and Diluted	76,571,644	71,850,644	76,571,644	71,850,644

See accompanying notes to unaudited condensed financial statements

CONNEXIONONE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2024

	Preferred
	Stock	Common Stock		Additional		Total
	Series A		Par Value	paid-in	Accumulated	Stockholders’
	Shares	Shares	$0.001	capital	loss	deficit

Balance, December 31, 2023	–	76,571,644	$76,572	$73,515,021	$(75,292,340)	$(1,700,747)
Net loss	–	–	–	–	(114,932)	(114,932)
Balance, March 31, 2024	–	76,571,644	76,572	73,515,021	(75,407,272)	(1,815,679)
Net loss	–	–	–	–	(56,331)	(56,331)
Balance, June 30, 2024	–	76,571,644	76,572	73,515,021	(75,463,603)	(1,872,010)
Net loss	–	–	–	–	(116,997)	(116,997)
Balance, September 30, 2024	–	76,571,644	$76,572	$73,515,021	$(75,580,600)	$(1,989,007)

For the Nine Months Ended September 30, 2023

	Preferred
	Stock	Common Stock		Additional		Total
	Series A		Par Value	paid-in	Accumulated	Stockholders’
	Shares	Shares	$0.001	capital	loss	Deficit
Balance, December 31, 2022	1,000,000	71,850,644	$71,851	$72,499,335	$(73,931,111)	$(1,359,925)
Net loss	–	–	–	–	(34,327)	(34,327)
Balance, March 31, 2023	1,000,000	71,850,644	71,851	72,499,335	(73,965,438)	(1,394,252)
Net loss	–	–	–	–	(16,656)	(16,656)
Balance, June 30, 2023	1,000,000	71,850,644	71,851	72,499,335	(73,982,094)	(1,410,908)
Shares issued for services or compensation	1,200,000	1,200	598,800	–	600,000	–
Net loss	–	–	–	–	(627,966)	(627,966)
Balance, September 30, 2023	1,000,000	73,050,644	$73,051	$73,098,135	$(74,610,060)	$(1,438,874)

See accompanying notes to unaudited condensed financial statements

CONNEXIONONE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(288,260)	$(678,949)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	–	600,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(29,823)	(45,750)
Net Cash Used in Operating Activities	(318,083)	(124,699)

Cash Flows from Investing Activities
Acquisition of intangible assets	(205,000)	(62,000)
Net Cash Used in Investing Activities	(205,000)	(62,000)

Cash Flows from Financing Activities
Proceeds from related party payables	522,622	182,501
Net Cash Provided by Financing Activities	522,622	182,501

Net Decrease in Cash	(461)	(4,198)
Cash at Beginning of Period	725	5,032
Cash at End of Period	$264	$834

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited condensed financial statements

CONNEXIONONE CORP.

Formerly ALTERNATIVE FUEL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The unvested restricted stock units were excluded from the computation of basic and dilutive earnings (loss) per share for the nine months ended September 30, 2024 and 2023.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2024 of $75,580,600 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets comprised of payments made for mobile app development in progress. The amounts were $647,000 as of September 30, 2024.

NOTE 5 – OTHER LIABILITIES

Other liabilities comprised of the following:

	September 30, 2024	December 31, 2023
Liabilities carryover from prior abandoned operations	$665,735	$665,735
Accrual carryover from prior abandoned operations	336,904	336,904
Total	$1,002,639	$1,002,639

The liabilities of $1,002,639 as of September 30, 2024 and 2023, respectively was due on demand, unsecured, non-interest bearing, and carried forward from the prior abandoned operations of prior owners.

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

NOTE 6 – RELATED PARTY TRANSACTION

Mr. Chris Chang, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to Mr. Chang was $1,199,469 and $872,446 as of September 30, 2024 and December 31, 2023.

Ms. Christine Chang, former CEO, a director of the Company, incurred expenses that are subject to reimbursements. The amounts are due on demand and non-interest bearing. The outstanding amount due to Ms. Chang was $3,599 and $nil as of September 30, 2024 and December 31, 2023. In addition, refer to Note 8 for stock-based compensation for related parties.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 numbers of preferred stock at par value of $1 per share. The 5,000,000 shares have a right of 80% voting control. As of September 30, 2024 and December 31, 2023, the Company has 0 shares of preferred stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 100,000,000,000 shares of Common Stock with a par value of $0.001 per share. As of September 30, 2024 and December 31, 2023, the Company has 76,571,644 and 76,571,644 shares of common stock issued and outstanding, respectively.

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

NOTE 9 – TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

As of September 30, 2024, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2024 and 2023 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of ConneXionONE Corp. formerly Alternative Fuel Technologies, Inc. (the “Company”) for the three and nine months ended September 30, 2024 and 2023, and the notes thereto.

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

On June 1, 2022, the Company has entered into a Software Development and Operation Service Agreement with a developer to develop and maintain its social media platform application. The Company has recognized payments of $647,000 to the developer as of September 30, 2024. The Company is a development stage company pursuing an actual business in accordance to the business plans where it has entered into development agreement with a developer and incurred material expenditures for the development of the platform. The Company launched the first beta version of its app in November 2022, and will have a full featured app with business model launching in the coming quarter.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three and Nine months ended September 30, 2024 and 2023

Revenue

For the three and nine months ended September 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $116,997 compared to $627,966 for the three months ended September 30, 2023. Operating expenses decreased in 2024 due to stock-based compensation of $600,000 that incurred in 2023, with an increase of officers’ wages and salaries, professional fees and other general and administrative fees incurred for 2024. The Company has incurred all these expenses for the Company's operations in accordance with its business plan.

For the three months ended September 30, 2024, professional fees were $51,592, an increase of $30,346 or 142.8%, as compared to $21,246 for the three months ended of September 30, 2023. Professional fees increased primarily due to increased auditor service fees, public relation services, and marketing expense. Additionally, other general and administrative expenses were $49,405 for the three months ended September 30, 2024 as compared to $6,720 for the same period in 2023, mainly attributed to expenses related to increase in software and technology-related services and payroll taxes.

Operating expenses for the nine months ended September 30, 2024 were $288,260 compared to $678,949 for the nine months ended September 30, 2023. Operating expenses decreased in 2024 due to stock-based compensation of $600,000 that incurred in 2023, with increase of officers’ wages and salaries, professional fees and other general and administrative fees incurred for 2024. The Company has incurred all these expenses for the Company's operations in accordance with its business plan.

For the nine months ended September 30, 2024, professional fees were $127,579, an increase of $76,792 or 60.2%, as compared to $50,787 for the nine months ended of September 30, 2023. Professional fees increased primarily due to increased Professional fees increased primarily due to increased auditor service fees, public relation services, and marketing expense for its operation. Moreover, the Company incurred Officers’ wages and salaries were $69,000 for the nine months ended September 30, 2024 as compared to $nil for the same period in 2023. Additionally, other general and administrative expenses were $91,681 for the nine months ended September 30, 2024 as compared to $28,162 for the same period in 2023, mainly attributed to increase in expenses related to software and technology-related services and payroll taxes.

Other Income and Expenses

For the three and nine months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2024, the Company had a net loss of $116,997 compared to the three months ended September 30, 2023 of a net loss of $627,966. The net loss resulted from decrease of operating expenses.

For the nine months ended September 30, 2024, the Company had a net loss of $288,260 compared to the nine months ended September 30, 2023 of a net loss of $678,949. The net loss resulted from decrease of operating expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalence of $264 and had a working capital deficit of $1,633,368.

Operating Activities

Net cash used in operating activities was $318,083 for the nine months ended September 30, 2024 as compared to $124,699 for the same period in 2023.

For nine months ended September 30, 2024 net operating loss was $288,260 as compared to $678,949 for the same period in 2023. Accounts payable and accrued expenses decreased by $29,823 for the nine months ended September 30, 2024 as compared to a decrease of $45,750 for the same period in 2023.

Investing Activities

Net cash used in investing activities was $205,000 for the nine months ended September 30, 2024 as compared to $62,000 for the same period in 2023.

The Company made payments for the development of its social media platform mobile app for the periods ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $522,622 for the nine months ended September 30, 2024 as compared to net cash used in financing activities of $182,501 for the same period in 2023.

During the nine months ended September 30, 2024 and 2023, the Company received advances of $522,622 and $182,501, respectively, from related party for working capital purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CONNEXIONONE CORP.
FORMERLY ALTERNATIVE FUEL TECHNOLOGIES, INC.

Date: November 14, 2024	By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Executive Officer

Date: November 14, 2024	By: /s/ Chris Chang
Name: Chris Chang
Title: Chief Financial Officer

